Form 10-K
period 2023-12-31
BBCMS Mortgage Trust 2021-C10
filed 2024-03-15
CIK 1864196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria and an accountant’s attestation report from U.S. Bank National Association. This entity was engaged by Citibank, N.A., as custodian of the MGM Grand & Mandalay Bay Mortgage Loan, to perform certain custodial services. These custodial services are servicing functions included within the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii) of Regulation AB. Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) or Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Kings Plaza Mortgage Loan, the MGM Grand & Mandalay Bay Mortgage Loan and the Wyndham National Hotel Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Park Bridge Lender Services LLC as operating advisor of the Wyndham National Hotel Portfolio Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the Kings Plaza Mortgage Loan and special servicer of the Kings Plaza Mortgage Loan prior to April 27, 2023 and K-Star Asset Management LLC as special servicer of the Kings Plaza Mortgage Loan on and after April 27, 2023 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the Kings Plaza Mortgage Loan and special servicer of the Kings Plaza Mortgage Loan prior to April 27, 2023, K-Star Asset Management LLC as special servicer of the Kings Plaza Mortgage Loan on and after April 27, 2023 and Situs Holdings, LLC as special servicer of the MGM Grand & Mandalay Bay Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  [Reserved]

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

33.2         Rialto Capital Advisors, LLC, as Special Servicer

33.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.4         Wells Fargo Bank, National Association, as Custodian

33.5         Pentalpha Surveillance LLC, as Operating Advisor

33.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

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

33.28       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Kings Plaza Mortgage Loan prior to April 27, 2023 (Omitted. See Explanatory Notes.)

33.29       K-Star Asset Management LLC, as Special Servicer of the Kings Plaza Mortgage Loan on and after April 27, 2023 (Omitted. See Explanatory Notes.)

33.30       Wells Fargo Bank, National Association, as Trustee of the Kings Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.31       Wells Fargo Bank, National Association, as Custodian of the Kings Plaza Mortgage Loan (see Exhibit 33.4)

33.32       Pentalpha Surveillance LLC, as Operating Advisor of the Kings Plaza Mortgage Loan (see Exhibit 33.5)

33.33       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.34       KeyBank National Association, as Primary Servicer of the MGM Grand & Mandalay Bay Mortgage Loan (see Exhibit 33.1)

33.35       Situs Holdings, LLC, as Special Servicer of the MGM Grand & Mandalay Bay Mortgage Loan

33.36       Wilmington Trust, National Association, as Trustee of the MGM Grand & Mandalay Bay Mortgage Loan (Omitted. See Explanatory Notes.)

33.37       Citibank, N.A., as Custodian of the MGM Grand & Mandalay Bay Mortgage Loan

33.38       U.S. Bank National Association, as Servicing Function Participant of the MGM Grand & Mandalay Bay Mortgage Loan

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

34.2         Rialto Capital Advisors, LLC, as Special Servicer

34.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.4         Wells Fargo Bank, National Association, as Custodian

34.5         Pentalpha Surveillance LLC, as Operating Advisor

34.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

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

34.28       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Kings Plaza Mortgage Loan prior to April 27, 2023 (Omitted. See Explanatory Notes.)

34.29       K-Star Asset Management LLC, as Special Servicer of the Kings Plaza Mortgage Loan on and after April 27, 2023 (Omitted. See Explanatory Notes.)

34.30       Wells Fargo Bank, National Association, as Trustee of the Kings Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.31       Wells Fargo Bank, National Association, as Custodian of the Kings Plaza Mortgage Loan (see Exhibit 34.4)

34.32       Pentalpha Surveillance LLC, as Operating Advisor of the Kings Plaza Mortgage Loan (see Exhibit 34.5)

34.33       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.34       KeyBank National Association, as Primary Servicer of the MGM Grand & Mandalay Bay Mortgage Loan (see Exhibit 34.1)

34.35       Situs Holdings, LLC, as Special Servicer of the MGM Grand & Mandalay Bay Mortgage Loan

34.36       Wilmington Trust, National Association, as Trustee of the MGM Grand & Mandalay Bay Mortgage Loan (Omitted. See Explanatory Notes.)

34.37       Citibank, N.A., as Custodian of the MGM Grand & Mandalay Bay Mortgage Loan

34.38       U.S. Bank National Association, as Servicing Function Participant of the MGM Grand & Mandalay Bay Mortgage Loan

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

35.12       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Kings Plaza Mortgage Loan prior to April 27, 2023 (Omitted. See Explanatory Notes.)

35.13       K-Star Asset Management LLC, as Special Servicer of the Kings Plaza Mortgage Loan on and after April 27, 2023 (Omitted. See Explanatory Notes.)

35.14       KeyBank National Association, as Primary Servicer of the MGM Grand & Mandalay Bay Mortgage Loan (see Exhibit 35.1)

35.15       Situs Holdings, LLC, as Special Servicer of the MGM Grand & Mandalay Bay Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 14, 2024